Form 10-K
period 2005-12-31
SLC Student Loan Trust 2005-3; SLC STUDENT LOAN RECEIVABLES I INC
filed 2006-03-31
CIK 1346163, 1164019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________
FORM 10-K
__________________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.
OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____ .

Commission file numbers: 333-118089
333-127510-02

SLC STUDENT LOAN TRUST 2005-3 (Issuing Entity)
(Exact name of registrant as named in its charter)

SLC STUDENT LOAN RECEIVABLES I, INC. (Depositor)
(Exact name of co-registrant and depositor as named in its charter)

THE STUDENT LOAN CORPORATION (Sponsor)

(Exact name of sponsor as named in its charter)

Delaware	04-3598719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Washington Blvd., Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 975-6843
(203) 975-6861
(Co-registrant’s telephone numbers, including area code)
__________________

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405).

Not Applicable

Documents Incorporated by Reference: None

Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated December 20, 1996 issued by the Securities and Exchange Commission to Nellie Mae Education Funding, LLC.

PART I

Item 1.Business

Not Applicable

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The property of the Trust consists solely of student loans originated under the Federal Family Education Loan Program. See Exhibit 99.1, a Certificate of The Student Loan Corporation, as Servicer, with respect to the activities of the Servicer during the fiscal year ended December 31, 2005. See Exhibit 99.3, a Certificate of The Student Loan Corporation, as Administrator, with respect to the activities of the Administrator during the fiscal year ended December 31, 2005.

Item 3. Legal Proceedings

Neither the Depositor nor the Trust knows of any material pending legal proceedings with respect to the Trust, involving the Trust, the Depositor, the Servicer, Wachovia Bank, National Association (the Indenture Trustee), the Depositor’s eligible lender trustee or the Trust assets, other than ordinary routine litigation incidental to the duties of the Indenture Trustee, the Servicer or the Depositor under the Servicing Agreement between the Servicer and the Trust dated as of December 15, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fiscal year covered by this report to a vote of Note Holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Records provided to the Trust by the Depository Trust Company and the Indenture Trustee indicate that there were 22 holders of record for the Series 2005-3 Notes at December 31, 2005.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Not Applicable

Item 9B  Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

   Not Applicable

Item 11. Executive Compensation

   Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SLC Student Loan Receivables I, Inc. is the beneficial owner of SLC Student Loan Trust 2005-3.

(b) Not Applicable

(c) Not Applicable

(d) Not Applicable

Item 13. Certain Relationships and Related Transactions.

(a) Neither the Depositor nor the Trust knows of any transaction or series of transactions to which any of the Depositor, the Trust or the Servicer, in each of their respective capacities, is a party with any holder of Notes who owns of record or beneficially more than five percent of the Notes.

(b)	Not Applicable

(c)	Not Applicable

Item 14. Principal Accounting Fees and Services

Not Applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following are filed as part of this report:

Exhibit 31.1    Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

    Exhibit 99.1    Annual Servicer’s Certificate, dated March 31, 2006

Exhibit 99.2    Report of Independent Registered Public Accounting Firm, dated March 31, 2006, issued by
                        KPMG LLP - Servicing Agreement

Exhibit 99.3    Annual Administrator’s Certificate, dated March 31, 2006

Exhibit 99.4    Report of Independent Registered Public Accounting Firm, dated March 31, 2006, issued by
                        KPMG LLP - Administration Agreement

 (b) Not Applicable

 (c) Not Applicable

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 31st day of March, 2006.

SLC Student Loan Receivables I, Inc.

BY:
/s/ Daniel P. McHugh
Name: Daniel P. McHugh
Title: Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY CO-REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Security Holders during the period covered by this Annual Report on Form 10-K and the Co-Registrants do not intend to furnish such materials to Security Holders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit No.  Description

Exhibit 31.1           Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit 99.1               Annual Servicer’s Certificate, dated March 31, 2006

Exhibit 99.2               Report of Independent Registered Public Accounting Firm, dated March 31, 2006, issued by
                                   KPMG LLP - Servicing Agreement

Exhibit 99.3               Annual Administrator’s Certificate, dated March 31, 2006

Exhibit 99.4               Report of Independent Registered Public Accounting Firm, dated March 31, 2006, issued by
                                   KPMG LLP - Administration Agreement